Form 10-Q
period 1998-09-30
FCB/SC CAPITAL TRUST I
filed 1998-11-10
CIK 1065959

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended September 30, 1998     Commission File Number 333-60319-01


                             FCB/SC CAPITAL TRUST I
                             ----------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  57-6519719
------------------------------------        ------------------------------------
 (State  or  other  jurisdiction  of        (IRS  Employer  Identification  No.)
  incorporation  or  organization)

             1230 MAIN STREET
         COLUMBIA, SOUTH CAROLINA                             29201
--------------------------------------------               -----------
(Address  of  principal  executive  offices)               (Zip  Code)

Registrant's  telephone  number,  including  area  code   (803)  771-8700
                                                          ---------------

     NO  CHANGE
     ----------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


FCB/SC  CAPITAL  TRUST  I
-------------------------

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

BALANCE  SHEET  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)


                                                 September 30,
                                                      1998
                                                 --------------
ASSETS

Junior subordinated debentures                           51,547
Interest receivable                                          66
                                                 --------------
     TOTAL ASSETS                                $       51,613
                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                $           23
Capital securities                                       50,000
                                                 --------------
     TOTAL LIABILITIES                                   50,023


CAPITAL

  Surplus                                                 1,547
  Undivided profits                                          43
                                                 --------------
     TOTAL STOCKHOLDERS' EQUITY                           1,590
                                                 --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       51,613
                                                 ==============

STATEMENT  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS)

                                  Nine months ended
                                    September 30,
                                         1998
                                  ------------------
INTEREST INCOME
  Interest due from parent        $            2,220

INTEREST EXPENSE:
  Interest on capital securities  $            2,154
                                  ------------------

Income before income taxes                        66
Income taxes                                      23
                                  ------------------

NET INCOME                        $               43
                                  ==================

FCB/SC  CAPITAL  TRUST  I
-------------------------

STATEMENT OF CASH FLOWS - UNAUDITED
(DOLLARS IN THOUSANDS)
                                                              September 30,
                                                                  1998
                                                             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $           43
  Increase in interest accrued but not collected                        (66)
  Increase in accrued interest payable                                   23
                                                             ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 0
                                                             ===============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from capital securities of subsidiary trust           50,000
  Issuance of junior deferrable interest debentures                 (51,547)
  Net proceeds from common securities                                 1,547
                                                             ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 0
                                                             ===============

NET CHANGE IN CASH                                                        0
CASH AT BEGINNING OF PERIOD                                               0
                                                             ---------------
CASH AT END OF PERIOD                                        $            0
                                                             ===============

STATEMENT OF CHANGES IN EQUITY - UNAUDITED

                                                                                            Total
                                                                              Undivided  Stockholders'
                                                                 Surplus       Profits      Equity
                                                             ---------------  ---------  -------------
Balance at December 31, 1997                                 $             0  $       0  $           0
Net income                                                                           43             43
Issuance of junior deferrable interest debentures                      1,547                     1,547
                                                             ---------------  ---------  -------------
Balance at September 30, 1998                                $         1,547  $      43  $       1,590

NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  TRUST

FCB/SC Capital Trust I ("Trust"), was created on March 12, 1998 and funded on March 24, 1998. The Trust is a wholly owned subsidiary of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation"). The Trust is a statutory business trust created under the laws of the state of Delaware, pursuant to the filing of a certificate of trust with the Delaware Secretary of State. The Trust is governed by a Trust Agreement between Bancorporation, as Depositor, Bankers Trust (Delaware), as Delaware Trustee, Bankers Trust Company, as Property Trustee; the Administrators (as named herein); and the holders from time to time of undivided beneficial interests in the assets of the Trust. Two individuals have been selected by the holders of the Trust's Common Securities to act as administrators with respect to the Trust ("Administrators"). The Trust exists for the following exclusive purposes: (i) to issue and sell the Trust Securities, (ii) to use the proceeds from the sale of the Trust Securities to acquire the Junior Subordinated Debentures, and (iii) to engage in only those other activities necessary, convenient or incidental thereto (such as registering the transfer of Trust Securities). Accordingly, the Junior Subordinated Debentures are, and will be, the sole assets of the Issuer Trust, and payments under the Junior Subordinated Debentures will be the sole source of revenue of the Trust.


MANAGEMENT'S  OPINION

The preceding financial statements are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of financial statements have been included.


INCOME  TAXES

In the opinion of the Trust's tax counsel, under current law and assuming compliance with terms of the Trust Agreement, the Trust is classified as a grantor trust and not as an association taxable as a corporation for federal income tax purposes. The preceding not withstanding, the Trust will file a consolidated federal tax return with its parent company, Bancorporation, for 1998.


CAPITAL  SECURITIES

Pursuant to the terms of the Trust Agreement for the Trust, the Trustees of the Trust have issued the Capital Securities and the Common Securities. The Capital Securities represent preferred undivided beneficial interests in the assets of the Trust, and holders thereof are entitled to a preference in certain circumstances with respect to Distributions and amounts payable on redemption or liquidation over the Common Securities, as well as other benefits as described in the Trust Agreement.

JUNIOR  SUBORDINATED  DEBENTURES

The Junior Subordinated Debentures were issued under the Junior Subordinated Indenture, under which Bankers Trust Company is the Debenture Trustee. Concurrently with the issuance of the Capital Securities, the Trust invested the proceeds thereof, together with the consideration paid by Bancorporation for the Common Securities, in Junior Subordinated Debentures ("Debentures") issued by Bancorporation. The Debentures bear interest, which have accrued from the date of original issuance, at a rate of 8.25%, payable semi-annually, in arrears, on the 15th day of March and September of each year, beginning September 15, 1998. It is anticipated that, until the liquidation, if any, of the Trust, each Debenture will be registered in the name of the Trust and held by the Property Trustee in trust for the benefit of the holders of the Trust Securities. The amount of interest payable for any period less than a full interest period will be computed on the basis of a 360-day year of twelve 30-day months and the actual days elapsed in a partial month in such period. The amount of interest payable for any full interest period will be computed by dividing the rate per annum by two. If any date on which the interest is payable on the Debentures is not a business day, then payment of the interest payable on such date will be made on the next succeeding day that is a business day. Accrued interest that is not paid on the applicable interest date will bear additional interest on the amount thereof (to the extent permitted by law) at a rate equal to 8.25% per annum, compounded semi-annually and computed on the basis of a 360-day year of twelve 30-day months and actual days elapsed in a partial month in such period. The amount of additional interest payable for any interest period will be computed by dividing the rate per annum by two. The Debentures mature March 15, 2028.

The Debentures are unsecured and rank junior and subordinate in right of payment to all Senior Indebtedness of Bancorporation. The Debentures are not subject to a sinking fund and are not eligible as collateral for any loan made by Bancorporation.


MANAGEMENT'S  NARRATIVE  ANALYSIS  OF  RESULTS  OF  OPERATIONS
(dollars  in  thousands)

The income for the period ended September 30, 1998 was $43. During this period, the Trust accrued $2,220 in interest revenue, $2,154 in interest expense and $23 in income taxes.


YEAR  2000

The year 2000 ("Y2K") issue confronting Bancorporation and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. These problems also may arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Trust does not own any computers or equipment and all Y2K issues are being handled by Bancorporation. Therefore, there are no assessments of Y2K issues, costs or contingency plans for the Trust.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

Not  Applicable.

Item  2.  Changes  in  Securities.

Not  Required

Item  3.  Defaults  upon  Senior  Securities.

Not  Required

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  Required

Item  5.  Other  Information

Not  Applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K.

a)     Exhibits
     27     Financial  Data  Schedule

(b) No reports on Form 8-K were filed during the period ended September 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FCB/SC  CAPITAL  TRUST  I
                                (Registrant)


Dated:  11/10/98                By:   /s/  Jay  C.  Case
        --------                      ------------------------------
                                           Jay  C.  Case,  Treasurer
                                           Administrator